Form 10-K
period 2000-12-31
GOVERNMENT TRUST 3 C
filed 2002-04-26
CIK 853494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended ____ 12/31/2000 ___________________ Commission file number 33-30048
                              Government Trusts 3-C
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Illinois                                     36-6913824
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL 1-0126, Chicago Illinois                                 60670
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code 312 407 2797

Securities registered pursuant to
Section 12(b) or Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes          No   X
                            -----       -----

State the aggregate market value of the voting stock help by non-affiliates of the registrant: NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the last practical date: NOT APPLICABLE

                       Document Incorporated by Reference
                       ----------------------------------

                                      None

                                     Part I

Item 3    Legal Proceedings

          NONE

Item 4    Submissions of matters to a Vote of Security Holders:

          NONE

Part II

Item 5    Market for Registrant's common Equity and Related Stockholder Matters

          Certificate Holders as of 12-31-2000

               Trust 3-C: 263


Item 9 Charges and Disagreements with Accountants on Accounting and Financial Disclosure

          NONE

Part III

Item 13   Certain Relationships and Related Transactions

          NONE

Item 14   Exhibits Financial Statement Schedules and Reports as Form 8-K

          The following documents are filed as part of this report

          1.   The information presented in each Semi Annual Report
          2. The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 3-C:

We have audited the accompanying balance sheet of Government Trust 3-C (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2000 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 19, 2001

                              Government Trust 3-C

                                  Balance Sheet

                                December 31, 2000

                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  net of unamortized premium of $3,171,234                         $305,202,180

Accrued Interest Receivable                                           4,357,503
                                                                   ------------

        Total Assets                                               $309,559,683
                                                                   ============

                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                           $      7,300

Trust Balance - Comprised of Owners' Equity
  in Government Trust Certificates                                  309,552,383
                                                                   ------------

    Total Liabilities and Trust Balance                            $309,559,683
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                               Statement of Income

                      For the year ended December 31, 2000

Interest Income on the Loan Note                                    $26,665,283

Trustee Fees and Other Expenses                                         (45,376)
                                                                    -----------

     Net Income                                                     $26,619,907
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                             Statement of Cash Flows

                      For the year ended December 31, 2000

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                              $(27,865,490)

  Trustee Fees and Other Expenses                                       (45,396)
                                                                   ------------

  Net Cash Flows used in Operating Activities                       (27,910,886)
                                                                   ------------

Cash Flows from Operating Activities:

  Principal and Interest Received on the Loan Note                   27,910,886
                                                                   ------------

  Net Cash Flows from Operating Activities                           27,910,886
                                                                   ------------

Net Increase in Cash                                                          0
                                                                   ------------

Cash balance at the beginning of period                                       0
                                                                   ------------

Cash balance at the end of period                                  $          0
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2000


    Trust                                                                                     Trust
  Balance at                                                  Distributions to              Balance at
January 1, 2000                  Net Income                  Certificate Owners         December 31, 2000
---------------                  ----------                  ------------------         -----------------
$310,797,966                    $26,619,907                   $(27,865,490)                 $309,552,383
============                    ===========                   ============                  ============

The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 3-C

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1. Organization and Operations
        ---------------------------

Government Trust 3-C (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates are not subject to prepayment or acceleration.

Note 2. Loan Note
        ---------

The Loan Note in the original principal amount of $304,460,946 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of August 22, 1989 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 8.9549% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2000 and November 3, 2000 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $405,000 and $405,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment                     Principal               Payment                     Principal
Date                        Payment                 Date                        Payment
----------------            -----------             ----------------            -----------
May 3, 2001                 $   405,000             May 3, 2007                 $ 3,617,000
November 3, 2001                405,000             November 3, 2007              8,937,000
May 3, 2002                     405,000             May 3, 2008                  12,600,000
November 3, 2002                405,000             November 3, 2008             12,600,000
May 3, 2003                   1,495,000             May 3, 2009                  12,600,000
November 3, 2003             15,101,000             November 3, 2009             12,600,000
May 3, 2004                  15,973,000             May 3, 2010                  11,946,000
November 3, 2004             53,217,000             November 3, 2010             17,471,000
May 3, 2005                  32,626,000             May 3, 2011                  10,553,000
November 3, 2005             37,213,000             November 3, 2011              3,470,946
May 3, 2006                  25,791,000
November 3, 2006             12,600,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2000 was approximately $365 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3. The Zero Coupon Certificates
        ----------------------------

On August 22, 1989, the Trust issued 45 separate series of Certificates, Class 3-C. Twenty-three series of such Certificates matured prior to December 31, 2000. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2001 to November 15, 2011. Scheduled distributions are due on the maturity dates as follows:

Maturity                    Distribution            Maturity                    Distribution
Date                        Amount                  Date                        Amount
-----------------           -------------           -----------------           ------------
May 15, 2001                $13,905,590             May 15, 2008                $16,794,601
November 15, 2001            13,887,487             November 15, 2008            16,231,387
May 15, 2002                 13,869,383             May 15, 2009                 15,668,174
November 15, 2002            13,851,280             November 15, 2009            15,104,960
May 15, 2003                 14,923,177             May 15, 2010                 13,887,746
November 15, 2003            28,462,351             November 15, 2010            18,878,766
May 15, 2004                 28,659,344             May 15, 2011                 11,179,821
November 15, 2004            65,189,359             November 15, 2011             3,625,107
May 15, 2005                 42,219,585
November 15, 2005            45,348,220
May 15, 2006                 32,262,817
November 15, 2006            17,918,972
May 15, 2007                  8,372,759
November 15, 2007            13,531,081

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Note 4. The Collateral
        --------------

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Certificate Payment Date an amount sufficient to pay the

Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5. The Trustee
        -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Note, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6. Income Taxes
        ------------

The Trust is classified as a Grantor Trust for tax purposes and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the net assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Bank One Trust Company, NA (formerly The First National Bank of Chicago) has duly caused this report to be signed for the registrant Trust by a duly authorized signatory of the Trustee.

                                  GOVERNMENT TRUST CERTIFICATES


                                             By: Bank One Trust Company, NA
                                                 --------------------------
                                                 (formerly The First National
                                                 Bank of Chicago)
                                                 Not in its individual capacity
                                                 but solely as Trustee on behalf
                                                 of the Trusts 1-C & 1-D.


                                        By: /s/ JOAN E. BLUME
                                            ------------------------------------
                                                Joan E. Blume
                                                Trust Officer


Date: as of December 31, 2000