Form 10-K
period 2001-12-31
GOVERNMENT TRUST 3 C
filed 2002-05-06
CIK 853494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended ____12/31/2001___________________ Commission file number 33-30048

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



Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL1-0540, Chicago Illinois                                60670
----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           312 407 2797

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

                                            Yes _____         No ___X____

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

         Certificate Holders as of 12-31-2001

                  Trust 3-C:  263


Item 9 Charges and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE


Part III

Item 13  Certain Relationships and Related Transactions

         NONE

Item 14  Exhibits Financial Statement Schedules and Reports as Form 8-K

         The following documents are filed as part of this report

         3.       The information presented in each Semi Annual Report
         2. The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 3-C:

We have audited the accompanying balance sheet of Government Trust 3-C (the "Trust") as of December 31, 2001 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2001 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP


New York, New York
March 18, 2002

                              Government Trust 3-C

                                  Balance Sheet

                                December 31, 2001


                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
 net of unamortized premium of $2,711,564                                       $303,932,510

Accrued Interest Receivable                                                        4,345,817
                                                                                 -----------

     Total Assets                                                               $308,278,327
                                                                                 ===========


                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                                        $      7,282

Trust Balance - Comprised of Owners'
 Equity in Government Trust Certificates                                         308,271,045
                                                                                 -----------

  Total Liabilities and
   Trust Balance                                                                $308,278,327
                                                                                 ===========




The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                               Statement of Income

                      For the year ended December 31, 2001



Interest Income on the Loan Note                                    $26,556,994

Trustee Fees and Other Expenses                                         (45,255)
                                                                     ----------

      Net Income                                                    $26,511,739
                                                                     ==========




The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                             Statement of Cash Flows

                      For the year ended December 31, 2001

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

 Distributions to Certificate Owners                                            $(27,793,077)

 Trustee Fees and Other Expenses                                                     (45,274)
                                                                                 -----------

 Net Cash Flows used in Operating Activities                                     (27,838,351)
                                                                                 -----------

Cash Flows from Operating Activities:

 Principal and Interest Received on the Loan Note                                 27,838,351
                                                                                 -----------

 Net Cash Flows from Operating Activities                                         27,838,351
                                                                                 -----------

Net Increase in Cash                                                                       0
                                                                                 -----------

Cash balance at the beginning of period                                                    0
                                                                                 -----------

Cash balance at the end of period                                               $          0
                                                                                 ===========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2001


    Trust                                                                                    Trust
  Balance at                                            Distributions to                   Balance at
January 1, 2001               Net Income               Certificate Owners               December 31, 2001
---------------               ----------               ------------------               -----------------

$309,552,383                  $26,511,739              $(27,793,077)                    $308,271,045
 ===========                   ==========               ===========                      ===========




The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 3-C

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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


Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $304,460,946 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of August 22, 1989 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 8.9549% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2001 and November 3, 2001 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $405,000 and $405,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment                   Principal             Payment                   Principal
Date                      Payment               Date                      Payment
----------------          ------------          ----------------          --------------

May 3, 2002               $    405,000          May 3, 2007               $  3,617,000
November 3, 2002               405,000          November 3, 2007             8,937,000
May 3, 2003                  1,495,000          May 3, 2008                 12,600,000
November 3, 2003            15,101,000          November 3, 2008            12,600,000
May 3, 2004                 15,973,000          May 3, 2009                 12,600,000
November 3, 2004            53,217,000          November 3, 2009            12,600,000
May 3, 2005                 32,626,000          May 3, 2010                 11,946,000
November 3, 2005            37,213,000          November 3, 2010            17,471,000
May 3, 2006                 25,791,000          May 3, 2011                 10,553,000
November 3, 2006            12,600,000          November 3, 2011             3,470,946

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2001 was approximately $368 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

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

Note 3. The Zero Coupon Certificates
        ----------------------------

On August 22, 1989, the Trust issued 45 separate series of Certificates, Class 3-C. Twenty-five series of such Certificates matured prior to December 31, 2001. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2002 to November 15, 2011. Scheduled distributions are due on the maturity dates as follows:

Maturity                   Distribution          Maturity                   Distribution
Date                       Amount                Date                       Amount
-----------------          ------------          -----------------          ------------
May 15, 2002               $13,869,383           May 15, 2008               $16,794,601
November 15, 2002           13,851,280           November 15, 2008           16,231,387
May 15, 2003                14,923,177           May 15, 2009                15,668,174
November 15, 2003           28,462,351           November 15, 2009           15,104,960
May 15, 2004                28,659,344           May 15, 2010                13,887,746
November 15, 2004           65,189,359           November 15, 2010           18,878,766
May 15, 2005                42,219,585           May 15, 2011                11,179,821
November 15, 2005           45,348,220           November 15, 2011            3,625,107
May 15, 2006                32,262,817
November 15, 2006           17,918,972
May 15, 2007                 8,372,759
November 15, 2007           13,531,081

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


Note 6. Income Taxes
        ------------

The Trust is classified as a Grantor Trust for tax purposes and will not be subject to Federal income taxes. Each Certificate holder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the net assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

                                                                            9341

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


                                        By:      /s/ Joan E. Blume
                                            -------------------------------
                                                     Joan E. Blume
                                                     Trust Officer


Date: as of December 31, 2001