Form 10-K
period 2002-12-31
GOVERNMENT TRUST 3 C
filed 2003-03-31
CIK 853494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended ____12/31/2002________ Commission file number 33-30048

                              Government Trusts 3-C
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Illinois                                    36-6913824
-----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL1-0540, Chicago Illinois                                 60670
-----------------------------------------                  -----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            312 407 2797

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) fo the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes _____         No  X
                                                                 ---

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

        NONE

Part II

Item 5  Market for Registrant's common Equity and Related Stockholder Matters

        Certificate Holders as of 12-31-2002

                  Trust 3-C:  220

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

                                   GOVERNMENT TRUST CERTIFICATES


                                         By: Bank One Trust Company, NA
                                             --------------------------
                                         (formerly The First National Bank of
                                         Chicago)
                                         Not in its individual capacity but
                                         solely as Trustee on behalf of the
                                         Trust 3C.

                                   By: /s/ Joan E. Blume
                                       -------------------------
                                           Joan E. Blume
                                           Trust Officer


Date:  as of December 31, 2002

Government Trust 3-C

Independent Auditors' Report

Financial Statements
As of December 31, 2002

                          INDEPENDENT AUDITORS' REPORT

Government Trust 3-C:

We have audited the accompanying balance sheet of Government Trust 3-C (the "Trust") as of December 31, 2002 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2002 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2002 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

March 14, 2003

                              Government Trust 3-C

                                  Balance Sheet

                                December 31, 2002

                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  inclusive of unamortized premium of $2,212,957                $302,623,903

Accrued Interest Receivable                                        4,334,131
                                                                ------------
        Total Assets                                            $306,958,034
                                                                ============


                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                        $      7,260

Trust Balance - Comprised of Owners'
  Equity in Government Trust Certificates                        306,950,774
                                                                ------------

    Total Liabilities and Trust Balance                         $306,958,034
                                                                ============


The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                               Statement of Income

                      For the year ended December 31, 2002

Interest Income on the Loan Note                                 $26,445,522

Trustee Fees and Other Expenses                                      (45,130)
                                                                 -----------

        Net Income                                               $26,400,392
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                             Statement of Cash Flows

                      For the year ended December 31, 2002

                           Increase (Decrease) in Cash

Cash Flows from Operating Activities:

    Trustee Fees and Other Expenses paid                         $   (45,153)

    Principal and Interest received on the Loan Note              27,765,816
                                                                 -----------

    Net Cash Flows from Operating Activities                      27,720,663
                                                                 -----------

Cash Flows used in Financing Activites:

   Distributions to Certificate Owners                           (27,720,663)
                                                                 -----------

   Net Cash Flows used in Financing Activities                   (27,720,663)
                                                                 -----------

   Net Increase in Cash                                                    0
                                                                 -----------

Cash Balance at the beginning of period                                    0
                                                                 -----------

Cash Balance at the end of period                                $         0
                                                                 ===========


The accompanying notes are an integral part of these financial statements.

                              Government Trust 3-C

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2002

     Trust                                                         Trust
  Balance at                            Distributions to         Balance at
January 1, 2002         Net Income      Certificate Owners    December 31, 2002
---------------         ----------      ------------------    -----------------

$308,271,045           $26,400,392        $(27,720,663)          $306,950,774
============           ===========        ============           ============



The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 3-C

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 1.  Organization and Operations

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

Note 2.  Loan Note

The Loan Note in the original principal amount of $304,460,946 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of August 22, 1989 between the Trust and Israel. The Loan Note is carried at amortized cost in the Balance Sheet because of the Trust's intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 8.9549% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2002 and November 3, 2002 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $405,000 and $405,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment                  Principal          Payment                Principal
Date                     Payment            Date                   Payment
-------------------      ------------       -------------------    -------------

May 3, 2003              $ 1,495,000        May 3, 2007            $  3,617,000
November 3, 2003          15,101,000        November 3, 2007          8,937,000
May 3, 2004               15,973,000        May 3, 2008              12,600,000
November 3, 2004          53,217,000        November 3, 2008         12,600,000
May 3, 2005               32,626,000        May 3, 2009              12,600,000
November 3, 2005          37,213,000        November 3, 2009         12,600,000
May 3, 2006               25,791,000        May 3, 2010              11,946,000
November 3, 2006          12,600,000        November 3, 2010         17,471,000
                                            May 3, 2011              10,553,000
                                            November 3, 2011          3,470,946

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2002 was approximately $378 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3. The Zero Coupon Certificates

On August 22, 1989, the Trust issued 45 separate series of Certificates, Class 3-C. Twenty-seven series of such Certificates matured prior to December 31, 2002. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2003 to November 15, 2011. Scheduled distributions are due on the maturity dates as follows:

Maturity                 Distribution      Maturity               Distribution
Date                     Amount            Date                   Amount
--------------------     -------------     ------------------     --------------

May 15, 2003              $14,923,177      May 15, 2008           $16,794,601
November 15, 2003          28,462,351      November 15, 2008       16,231,387
May 15, 2004               28,659,344      May 15, 2009            15,668,174
November 15, 2004          65,189,359      November 15, 2009       15,104,960
May 15, 2005               42,219,585      May 15, 2010            13,887,746
November 15, 2005          45,348,220      November 15, 2010       18,878,766
May 15, 2006               32,262,817      May 15, 2011            11,179,821
November 15, 2006          17,918,972      November 15, 2011        3,625,107
May 15, 2007                8,372,759
November 15, 2007          13,531,081

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

Note 5. The Trustee

Pursuant to the Declaration, the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Note, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

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

                                   * * * * * *