Form 10-K
period 2003-12-31
GOVERNMENT TRUST 3 C
filed 2004-05-20
CIK 853494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended 12/31/2003

Commission file number 33-30048

Government Trusts 3-C

(Exact name of registrant as specified in its charter)

Illinois	36-6913824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

JP Morgan Trust Company, NA (formerly Bank One Trust Company), Trustee 227 West Monroe Street Suite 2600, Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312 267 5072

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

State the aggregate market value of the voting stock help by non-affiliates of the registrant:

NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the last practical date:

NOT APPLICABLE

DOCUMENT INCORPORATED BY REFERENCE

None

Part I

Item 3	Legal Proceedings

NONE

Item 4	Submissions of matters to a Vote of Security Holders:

NONE

Part II

Item 5	Market for Registrant’s common Equity and Related Stockholder Matters

Certificate Holders as of 12/31/2003

Trust 3-C: 220

Item 9	Charges and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Part III

Item 13	Certain Relationships and Related Transactions

NONE

Item 14	Exhibits Financial Statement Schedules and Reports as Form 8-K

The following documents are filed as part of this report

99.1	The information presented in each Semi Annual Report
99.2	The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, JP Morgan Trust Company, NA (formerly Bank One Trust Company) has duly caused this report to be signed for the registrant Trust by a duly authorized signatory of the Trustee.

GOVERNMENT TRUST CERTIFICATES

	By:	JP Morgan Trust Company, NA

(formerly Bank One Trust Company) Not in its individual capacity but solely as Trustee on behalf of the Trust 3C.

By:	/s/ Joan E. Blume

Joan E. Blume
Assistant Vice President

Date: as of December 31, 2003